Form 10-Q
period 2008-10-31
SITESEARCH CORP
filed 2008-12-15
CIK 1403997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-100137

SITESEARCH CORPORATION
(Exact name of registrant as specified in charter)

Nevada	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 N 44th Street, Suite 214 Phoenix, AZ	85008
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (602) 840-0668

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,049,677 as of December 1, 2008.

SITESEARCH CORPORATION

PART I – FINANCIAL INFORMATION

Forward-Looking Information

        The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2008	July 31, 2008

ASSETS
Cash and cash equivalents	$992,845	$1,025,558
Other current assets	375	184
Taxes receivable	17,351	21,917

Total current assets	1,010,571	1,047,659

Fixed assets (net of accumulated depreciation of $14,626 and $12,252)	34,667	35,116
Deposits	13,260	16,189

TOTAL ASSETS	$1,058,498	$1,098,964

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$2,634	$8,841
Accrued payroll	—	3,276

Total current liabilities	2,634	12,117

Total liabilities	2,634	12,117

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 55,000,000 shares authorized;
8,049,677 and 7,794,677 shares issued and outstanding	8,050	7,795
Additional paid-in capital	2,574,637	2,303,888
Accumulated other comprehensive loss	(10,055)	3,136
Accumulated deficit	(1,516,768)	(1,227,972)

Total stockholders' equity	1,055,864	1,086,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,058,498	$1,098,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND OCTOBER 31, 2007
AND AUGUST 21, 2006 (INCEPTION) TO OCTOBER 31, 2008
(Unaudited)

	Three months ended October 31,		August 21, 2006 (Inception) to October 31,
	2008	2007	2008

REVENUES	$—	$—	$222

OPERATING EXPENSES
Selling, general and administrative	286,006	239,108	1,511,886
Depreciation	2,761	1,783	15,013

Total costs and expenses	288,767	240,891	1,526,899

OPERATING LOSS	(288,767)	(240,891)	(1,526,677)

OTHER INCOME (EXPENSE)
Other income	—	—	1,219
Interest income (expense)	(29)	3,993	8,690

Total other (expenses)	(29)	3,993	9,909

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(288,796)	(236,898)	(1,516,768)

Provision for income taxes	—	—	—

NET LOSS	(288,796)	(236,898)	(1,516,768)

Foreign currency translation adjustments	(13,191)	527	(10,055)

Comprehensive loss	$(301,987)	$(236,371)	$(1,526,823)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	7,967,040	6,376,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND OCTOBER 31, 2007
AND AUGUST 21, 2006 (INCEPTION) TO OCTOBER 31, 2008
(Unaudited)

	Three months ended October 31,		August 21, 2006 (Inception) to October 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,796)	$(236,898)	$(1,516,768)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock based compensation	41,004	113,932	440,933
Depreciation	2,761	1,783	15,013
Changes in assets and liabilities:
Taxes receivable	4,566	(4,300)	(21,796)
Deposits	2,929	(998)	(13,119)
Accounts payable	(6,207)	4,761	2,634
Other assets	(191)	(655)	(375)
Taxes payable and accrued payroll	(3,276)	2,614	4,305

Net cash used in operating activities	(247,210)	(119,761)	(1,089,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(4,396)	(4,532)	(42,014)

Net cash used in investing activities	(4,396)	(4,532)	(42,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	230,000	154,500	2,107,749
Proceeds from contributed capital	—	5,145	24,254

Net cash provided by financing activities	230,000	159,645	2,132,003

Effect of exchange rate changes on cash and cash equivalents	(11,107)	(50)	(7,971)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(32,713)	35,303	992,845

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,025,558	341,256	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$992,845	$376,559	$992,845

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of fixed assets as contributed capital	$—	$—	$9,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Sitesearch Corporation (the “Sitesearch”) is a Nevada Corporation founded on August 21, 2006 with a focus on helping users find the most useful information and websites on the internet. All of the articles at Sitesearch consist of original dynamic content created, edited, and regularly updated by the Company’s online community.  Through the editorial process, Sitesearch encourages its users to identify the best websites as they relate to popular informational topics. Revenues are generated through online advertisements and agreements with third-parties on a “per-click” basis. The website was placed online during April of 2007. Sitesearch is headquartered in Phoenix, Arizona and has operations in Hermosillo, Sonora, Mexico.

The accompanying unaudited financial statements as of October 31, 2008 and for the three months ended October 31, 2008 and 2007and period from August 21, 2006 (Inception) to October 31, 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of July 31, 2008 and for the year then ended included in Sitesearch’s Form S-1 filed on November 4, 2008.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Sitesearch will continue as a going concern.  Sitesearch is in the development stage and has incurred losses from continuing operations and operational cash outflows since inception, and does not have historical revenues from continuing operations. All losses accumulated since the inception of business ($1,516,768 through October 31, 2008) have been considered as part of development stage activities.

Sitesearch’s ability to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control. If Sitesearch fails to generate sufficient cash from operations, it will need to raise additional equity or borrow additional funds to achieve its objectives. There can be no assurance that Sitesearch will generate sufficient revenues or that equity or borrowings will be available or, if available, will be at rates or prices acceptable to Sitesearch. These conditions raise substantial doubt about Sitesearch’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – BALANCE SHEET INFORMATION

Fixed assets at October 31, 2008 and July 31, 2008 consisted of the following:

	October 31, 2008	July 31, 2008

Furniture and fixtures	$3,350	$3,350
Office equipment	18,574	18,327
Computer equipment	27,379	25,691

Total	49,303	47,368
Less: accumulated depreciation	(14,636)	(12,252)

Fixed assets, net	$34,667	$35,116

Fixed assets are depreciated using the straight-line over a period of between 3 and 5 years. Depreciation expense was $2,761 and $1,783 for the three months ended October 31, 2008 and 2007, respectively.

NOTE 4 — STOCKHOLDERS’ EQUITY

During the three months ended October 31, 2008, Sitesearch received proceeds of $230,000 from the sale of 230,000 shares of common stock to a small group of accredited investors. In connection with the issuance of stock, Sitesearch also issued warrants to purchase an aggregate of 57,500 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years. All warrants are immediately exercisable. Sitesearch allocated $20,773 of the proceeds to the warrants based on their relative fair value using the Black-Scholes pricing model using the assumptions in the table below. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

During the three months ended October 31, 2008, Sitesearch also issued 25,000 shares and warrants to purchase 25,000 shares to consultants. In connection with the issuance of stock, Sitesearch also issued warrants to purchase an aggregate of 115,000 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years. All warrants are immediately exercisable. The aggregate fair value of the warrants equals $9,035 based on the Black-Scholes pricing model using the assumptions in the table below. Professional service fees of $31,785 and $57,134, respectively, has been recognized in the three months ended October 31, 2008 and October 31, 2007, respectively. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

On February 1, 2008, Sitesearch issued 120,000 stock options to its Chief Financial Officer. All options were issued with an exercise price of $1.00 and expire in four years (or earlier in the event of termination). The stock options vest and become exercisable in tranches of 15,000 shares every 90 days over a two year period from the date of grant. The fair value of this stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) Volatility – 73%; (2) Expected life range of 2 to 3 years; (3) Risk-free rate of return – 2.5% and (4) zero dividend rate. Stock based compensation expense of $28,452 was recognized related to these options in the twelve months ended July 31, 2008. For the three month period ending October 31, 2008 and October 31, 2007, Sitesearch recognized $9,219 and $0, respectively of stock based compensation relative to this grant. In the absence of historical experience regarding option exercise, SAB 107 allows for estimation of the expected life using the simplified method computed as the average between the vesting term and the contractual term.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended October 31,
	2008	2007

Volatility	73%	73%
Expected life (years)	4.6	5.0
Risk-free rate of return	2.9%	4.5%
Forfeiture rate	0%	0%

A summary of stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at July 31, 2008	120,000
Grants	—

Outstanding at October 31, 2008	120,000	$100	10	$—

Exerciseable at October 31, 2008	45,000	$100	10	$—

The following summarizes Sitesearch’s outstanding options and their respective exercise prices:

Exercise Price	Number of Shares
$ 1.00	120,000

The following is a summary of warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding at July 31, 2008	1,381,401	$2.25
Grants	82,500	$2.25

Outstanding at October 31, 2008	1,463,901	$2.25	9.3	$—

Exerciseable at October 31, 2008	1,463,901	2.25	9.3	$—

        The following summarizes Sitesearch’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares
$ 2.25	1,463,901

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases

Sitesearch leases office space in Phoenix under a month-to-month operating lease with a 60 day termination notice period. Sitesearch also leases office space in Mexico under a non-cancelable operating lease expiring in February 2009.

Future minimum lease payments under non-cancelable operating leases as of October 31, 2008 is as follows:

Operating leases

Remainder of 2008	$4,945
2009	2,473
2010	—
2011	—
Thereafter	—

$7,418

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form S-1filed with the Securities and Exchange Commission on November 4, 2008.

Overview

We have launched and continue to develop a proprietary online community and virtual world that combines various emerging Internet business models: Social bookmarking, social networking, original user generated content, and other services, all under our Sitesearch brand. Sitesearch users organize, share, and rank web links, interact with each other through online social networking and are able to create, post, and collaboratively edit online data and documents. Since our users are able to discover, dynamically organize and rank content using non-standard methods and technologies, we offer an alternative to standard search engines for organizing online information.

We were incorporated in August 2006 as a Nevada corporation. We are headquartered in Phoenix, Arizona with technical operations based in Sonora, Mexico.

Results of Operations

General and Administrative

Three Months Ended October 31,	General and Adminsitrative	Change from Prior Year	Percent Change from Prior Year

2008	286,006	46,898	20%
2007	239,108

Our general and administrative expenses increased to $286,006 for the three months ended October 31, 2008 as compared to $239,108 for the three months ended October 31, 2007. This increase is mainly attributable to personnel expenses of $160,980 (56% of SG&A) in for the three months ended October 31, 2008 as compared to $121,307 (51% of SG&A) for the three months ended October 31, 2007, including executive and stock based compensation. Professional fee expenses, including legal and accounting, decreased slightly to $68,213 as compared to $72,947 for the three months ended October 31, 2008 and 2007, respectively in 2007 which included stock based compensation.

Net Loss

Three Months Ended October 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2008	(288,796)	(51,898)	22%
2007	(236,898)

Our net loss increased for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007, primarily due to the increase in operating expenses which is discussed above.

Liquidity and Capital Resources

At October 31, 2008, we had working capital of $1,007,937, comprised of $1,010,571 of current assets and $2,634 of current liabilities. We expect our working capital balance to fluctuate significantly as we develop our business.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From our inception through October 31, 2008, we received cash proceeds of $2,107,749 from the sale of our common stock.

We expect to need additional funding to achieve our business development goals. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete these activities.

The report of our registered independent public accountants on our financial statements at July 31, 2008 contains a qualification about our ability to continue as a going concern. This qualification is based on our lack of operating history and negative operating cash flows, among other things.

Sources and Uses of Cash

We require cash to fund our technical development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.

We expect that the cash flows from our financing activities will permit us to finance our existing operating activities for the next twelve months.

Analysis of Cash Flows

Net cash used in operating activities was $247,210 during the three months ended October 31, 2008. These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $4,396 for the three months ended October 31, 2008, consisting of acquisitions of fixed assets. Net cash provided by financing activities was $230,000 during the three months ended October 31, 2008 consisting of proceeds from the issuance of common stock and warrants.

Net cash used in operating activities was $119,761 during the three months ended October 31, 2007. These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $4,532 for the three months ended October 31, 2007, consisting of acquisitions of fixed assets. Net cash provided by financing activities was $159,645 during the three months ended October 31, 2007 consisting of proceeds from the issuance of common stock and warrants of $154,500 and proceeds from contributed capital of $5,145.

We do not currently have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We do not believe the adoption of any recently issued accounting pronouncements to have a significant impact on our financial position or results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, Sitesearch’s management evaluated, with the participation of Sitesearch’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Sitesearch’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Sitesearch’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in Sitesearch’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Sitesearch’s internal control over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

        As of the date of this report, Sitesearch Corporation is not currently involved in any legal proceedings.

Item 1A. Risk Factors.

        There have been no changes to the risk factors identified in our Form S-1 filed on November 4, 2008 and they are hereby incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit Number	Description	By Reference from Document

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITESEARCH CORPORATION
(Registrant)

Signature	Title	Date

/s/ James Dixon	Chief Executive Officer	December 15, 2008
James S. Dixon

/s/ Humberto Garcia Borbon	Chief Financial Officer	December 15, 2008
Humberto Garcia Borbon