Form 10-Q
period 2009-01-31
SITESEARCH CORP
filed 2009-03-10
CIK 1403997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission file No. 333-100137

SITESEARCH CORPORATION
(Exact name of registrant as specified in charter)

Nevada	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 N 44th Street, Suite 214 Phoenix, AZ	85008
(Address of principal executive offices)	(Zip Code)

(602) 840-0668
(Issuer's telephone number)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    8,049,677 as of March 1, 2009.

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

Item 1. Financial Statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2009	July 31, 2008

ASSETS
Cash and cash equivalents	$654,974	$1,025,558
Other current assets	69	184
Taxes receivable	20,950	21,917

Total current assets	675,993	1,047,659

Fixed assets (net of accumulated depreciation
of $15,298 and $12,252)	29,686	35,116
Deposits	11,716	16,189

TOTAL ASSETS	$717,395	$1,098,964

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$14,506	$8,841
Accrued payroll	—	3,276

Total current liabilities	14,506	12,117

Total liabilities	14,506	12,117

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 55,000,000 shares authorized;
8,049,677 and 7,794,677 shares issued and outstanding	8,050	7,795
Additional paid-in capital	2,581,063	2,303,888
Accumulated other comprehensive loss	(20,333)	3,136
Accumulated deficit	(1,865,891)	(1,227,972)

Total stockholders' equity	702,889	1,086,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$717,395	$1,098,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND JANUARY 31, 2008
AND AUGUST 21, 2006 (INCEPTION) TO JANUARY 31, 2009
(Unaudited)

	Three months ended January 31,		Six months ended January 31,		August 21, 2006 (Inception) to January 31,
	2009	2008	2009	2008	2009
REVENUES	$—	$—	$—	$—	$222

OPERATING EXPENSES
Selling, general and administrative	346,219	191,247	632,225	430,354	1,858,105
Depreciation	2,699	1,720	5,460	3,503	17,712

Total costs and expenses	348,918	192,967	637,685	433,857	1,875,817

OPERATING LOSS	(348,918)	(192,967)	(637,685)	(433,857)	(1,875,595)

OTHER INCOME (EXPENSE)
Other income	—	615	—	615	1,219
Interest income (expense)	(205)	2,862	(234)	7,211	8,485

Total other (expenses)	(205)	3,477	(234)	7,826	9,704

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(349,123)	(189,489)	(637,919)	(426,030)	(1,865,891)

Provision for income taxes	—	—	—	—	—

NET LOSS	(349,123)	(189,489)	(637,919)	(426,030)	(1,865,891)

Foreign currency translation adjustments	(10,278)	(2,735)	(23,469)	(2,208)	(20,333)

Comprehensive loss	$(359,401)	$(192,224)	$(661,388)	$(428,238)	$(1,886,224)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.04)	$(0.03)	$(0.08)	$(0.07)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	8,049,677	6,607,343	8,008,807	6,491,275	8,049,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND JANUARY 31, 2008
AND AUGUST 21, 2006 (INCEPTION) TO JANUARY 31, 2009
(Unaudited)

	Six months ended January 31,		August 21, 2006 (Inception) to January 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(637,919)	$(426,030)	$(1,865,891)
Adjustments to reconcile net loss to net cash used in
operating activities
Stock based compensation	47,430	120,551	447,359
Depreciation	5,460	1,720	17,712
Changes in assets and liabilities:
Taxes receivable	967	(7,894)	(25,395)
Deposits	4,473	(550)	(11,575)
Accounts payable	5,665	2,924	14,506
Other assets	115	(109)	(69)
Taxes payable and accrued payroll	(3,276)	167	4,305

Net cash used in operating activities	(577,085)	(309,221)	(1,419,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(3,446)	(5,568)	(41,064)

Net cash used in investing activities	(3,446)	(5,568)	(41,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	230,000	229,501	2,107,749
Proceeds from contributed capital	—	5,963	24,254

Net cash provided by financing activities	230,000	235,464	2,132,003

Effect of exchange rate changes on cash and cash equivalents	(20,053)	810	(16,917)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(370,584)	(78,516)	654,974

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,025,558	341,256	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$654,974	$262,740	$654,974

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of fixed assets as contributed capital	$—	$—	$9,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
>NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The accompanying unaudited financial statements as of January 31, 2009 and for the three and six months ended January 31, 2009 and 2008 and period from August 21, 2006 (Inception) to January 31, 2009, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of July 31, 2008 and for the year then ended included in Sitesearch’s Form S-1 filed on November 4, 2008.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Sitesearch will continue as a going concern.  Sitesearch is in the development stage and has incurred losses from continuing operations and operational cash outflows since inception, and does not have historical revenues from continuing operations. All losses accumulated since the inception of business ($1,865,893 through January 31, 2009) have been considered as part of development stage activities.

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

NOTE 3 — STOCKHOLDERS’ EQUITY

During the six months ended January 31, 2009, Sitesearch received proceeds of $230,000 from the sale of 230,000 shares of common stock to a small group of accredited investors. In connection with the issuance of stock, Sitesearch also issued warrants to purchase an aggregate of 57,500 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years. All warrants are immediately exercisable. Sitesearch allocated $20,773 of the proceeds to the warrants based on their relative fair value using the Black-Scholes pricing model using the assumptions in the table below. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

During the six months ended January 31, 2009, Sitesearch also issued 25,000 shares and warrants to purchase 25,000 shares to consultants. In connection with the issuance of stock, Sitesearch also issued warrants to purchase an aggregate of 115,000 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years. All warrants are immediately exercisable. The aggregate fair value of the warrants equals $9,035 based on the Black-Scholes pricing model using the assumptions in the table below. Professional service fees of $0 and $31,785, respectively, has been recognized in the three months and six months ended January 31, 2009, respectively. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

Sitesearch did not receive any proceeds from the sale of shares of common stock nor did Sitesearch issue any shares or warrants to consultants during the three months ended January 31, 2009.

On February 1, 2008, Sitesearch issued 120,000 stock options to its Chief Financial Officer. All options were issued with an exercise price of $1.00 and expire in four years (or earlier in the event of termination). The stock options vest and become exercisable in tranches of 15,000 shares every 90 days over a two year period from the date of grant. For the three months ended January 31, 2009 and January 31, 2008, Sitesearch recognized $6,426 and $0, respectively of stock based compensation relative to this grant. For the six month period ending January 31, 2009 and January 31, 2008, Sitesearch recognized $15,620 and $0, respectively of stock based compensation relative to this grant. Unamortized stock option expense as of January 31, 2009 is $10,983. In the absence of historical experience regarding option exercise, SAB 107 allows for estimation of the expected life using the simplified method computed as the average between the vesting term and the contractual term.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Six Months Ended Janaury 31,
	2009	2008

Volatility	73%	73%
Expected life (years)	4.6	5.0
Risk-free rate of return	2.9%	4.5%
Forfeiture rate	0%	0%

A summary of stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at January 31, 2009	120,000
Grants	—

Outstanding at January 31, 2009	120,000	$100	10	$—

Exerciseable at January 31, 2009	45,000	$100	10	$—

The following summarizes Sitesearch’s outstanding options and their respective exercise prices:

Exercise Price	Number of Shares
$ 1.00	120,000

The following is a summary of warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding at January 31, 2009	1,381,401	$2.25
Grants	82,500	$2.25

Outstanding at January 31, 2009	1,463,901	$2.25	9.3	$—

Exerciseable at January 31, 2009	1,463,901	2.25	9.3	$—

The following summarizes Sitesearch’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares
$ 2.25	1,463,901

NOTE 4 – RELATED PARTY TRANSACTIONS

One of the founders paid monthly lease payments for Sitesearch’s corporate headquarters throughout the twelve month period ending November 15, 2007.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases

Sitesearch leases office space in Phoenix under a month-to-month operating lease with a 60 day termination notice period. Sitesearch also leases office space in Mexico under a non-cancelable operating lease expiring in February 2010.

Future minimum lease payments under non-cancelable operating leases as of January 31, 2009 is as follows:

Operating leases

Remainder of 2009	$21,053
2010	2,339
2011	—
Thereafter	—

$23,392

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

Results of Operations

General and Administrative

	General and Administrative Expenses
	2009	2008	Change	Percent
Three Months Ended January 31,	$346,219	$191,247	$154,972	81%
Six Months Ended January 31,	$632,225	$430,354	$201,871	47%

Our general and administrative expenses increased to $346,259 for the three months ended January 31, 2009 as compared to $191,250 for the three months ended January 31, 2008. This increase is mainly attributable to professional fee expenses of $152,845 for the three months ended January 31, 2009 as compared to $20,021 for the three months ended January 31, 2008. These expenses were incurred in the process of becoming effective on the Over the Counter Bulletin Board. Travel expenses also increased to $21,345 for the three months ended January 31, 2009 as compared to $3,245 for the three months ended January 31, 2008 due to increased travel to the Sonoran facility and to Hong Kong for investor meetings.

Our general and administrative expenses increased to $632,267 for the six months ended January 31, 2009 as compared to $430,358 for the six months ended January 31, 2008. This increase is mainly attributable to professional fee expenses of $220,441 for the six months ended January 31, 2009 as compared to $91,403 for the six months ended January 31, 2008. These expenses were incurred in the process of becoming effective on the Over the Counter Bulletin Board. Travel expenses increased to $25,192 for the six months ended January 31, 2009 as compared to $5,543 for the six months ended January 31, 2008 due to increased travel to the Sonoran facility and to Hong Kong for investor meetings. Employee compensation, including executive compensation, increased to $282,662 for the six months ended January 31, 2009 as compared to $231,623 for the six months ended January 31, 2008.

Net Loss

	Net Loss
	2009	2008	Change	Percent
Three Months Ended January 31,	$(349,123)	$(189,489)	$(159,633)	84%
Six Months Ended January 31,	$(637,919)	$(426,030)	$(211,888)	50%

Our net loss increased for the three and six months ended January 31, 2009 as compared to the three months ended January 31, 2008, primarily due to the increase in operating expenses which is discussed above.

Liquidity and Capital Resources

At January 31, 2009, we had working capital of $661,487, comprised of $675,993 of current assets and $14,506 of current liabilities. We expect our working capital balance to fluctuate significantly as we develop our business.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From our inception through January 31, 2009, we received cash proceeds of $2,107,749 from the sale of our common stock.

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

Analysis of Cash Flows

Net cash used in operating activities was $577,087 during the six months ended January 31, 2009. These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $3,446 for the six months ended January 31, 2009, consisting of acquisitions of fixed assets. Net cash provided by financing activities was $230,000 during the six months ended January 31, 2009 consisting of proceeds from the issuance of common stock and warrants.

Net cash used in operating activities was $309,221 during the six months ended January 31, 2008. These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $5,568 for the six months ended January 31, 2008, consisting of acquisitions of fixed assets. Net cash provided by financing activities was $235,464 during the six months ended January 31, 2008 consisting of proceeds from the issuance of common stock and warrants of $229,501 and proceeds from contributed capital of $5,963.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

SITESEARCH CORPORATION
(Registrant)

Signature	Title	Date

/s/ James Dixon	Chief Executive Officer	March 10, 2009
James S. Dixon

/s/ Humberto Garcia Borbon	Chief Financial Officer	March 10, 2009
Humberto Garcia Borbon