Form 10-Q
period 2009-04-30
SITESEARCH CORP
filed 2009-06-09
CIK 1403997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-100137

SITESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 W. Horizon Ridge Parkway Suite 200 Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(602) 840-0668
(Registrant's telephone number)

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

i

Large accelerated filer  ☐                                                                                      Accelerated filer ☐
Non-accelerated filer   ☐                                                                                       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  8,089,677 as of June 9, 2009.

ii

SITESEARCH CORPORATION

iii

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

Item 1.   Financial Statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2009	July 31, 2008

ASSETS

Cash and cash equivalents	$423,213	$1,025,558
Other current assets	—	184
Taxes receivable	21,925	21,917

Total current assets	445,138	1,047,659

Fixed assets (net of accumulated depreciation of $18,442 and $12,252)	31,869	35,116
Deposits	12,020	16,189

TOTAL ASSETS	$489,027	$1,098,964

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$20,019	$8,841
Accrued payroll	—	3,276

Total current liabilities	20,019	12,117

Total liabilities	20,019	12,117

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 55,000,000 shares authorized;
8,089,677 and 7,794,677 shares issued and outstanding	8,090	7,795
Additional paid-in capital	2,650,742	2,303,888
Accumulated other comprehensive loss	(20,482)	3,136
Accumulated deficit	(2,169,342)	(1,227,972)

Total stockholders' equity	469,008	1,086,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$489,027	$1,098,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND APRIL 30, 2008
AND AUGUST 21, 2006 (INCEPTION) TO APRIL 30, 2009
(UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,		August 21, 2006 (Inception) to April 30,
	2009	2008	2009	2008	2009

REVENUES	$—	$—	$—	$—	$222

OPERATING EXPENSES
Selling, general and administrative	300,216	219,810	932,441	650,164	2,158,321
Depreciation	2,729	2,499	8,189	6,002	20,441
Total costs and expenses	302,945	222,309	940,630	656,166	2,178,762

OPERATING LOSS	(302,945)	(222,309)	(940,630)	(656,166)	(2,178,540)

OTHER INCOME (EXPENSE)
Other income	38	(15)	38	600	1,257
Interest income (expense)	(544)	874	(778)	8,085	7,941
Total other (expenses)	(506)	859	(740)	8,685	9,198

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(303,451)	(221,450)	(941,370)	(647,481)	(2,169,342)

NET LOSS	(303,451)	(221,450)	(941,370)	(647,481)	(2,169,342)

Foreign currency translation adjustments	(149)	(2,735)	(23,618)	(2,208)	(20,482)
Comprehensive loss	$(303,600)	$(224,185)	$(964,988)	$(649,689)	$(2,189,824)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.04)	$(0.03)	$(0.12)	$(0.10)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	8,102,149	6,639,566	8,039,237	6,539,984	8,102,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND APRIL 30, 2008
AND AUGUST 21, 2006 (INCEPTION) TO APRIL 30, 2009
(UNAUDITED)

	Nine months ended April 30,		August 21, 2006 (Inception) to April 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(941,370)	$(647,481)	$(2,169,342)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	52,149	160,336	452,078
Depreciation	8,189	2,499	20,441
Changes in assets and liabilities:
Taxes receivable	(8)	(11,285)	(26,370)
Deposits	4,169	(900)	(11,879)
Accounts payable	11,178	5,685	20,019
Other assets	184	646	-
Taxes payable and accrued payroll	(3,276)	2,081	4,305

Net cash used in operating activities	(868,785)	(488,419)	(1,710,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(3,446)	(5,352)	(41,064)
Net cash used in investing activities	(3,446)	(5,352)	(41,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	295,000	229,501	2,172,749
Proceeds from contributed capital	—	6,910	24,254
Net cash provided by financing activities	295,000	236,411	2,197,003

Effect of exchange rate changes on cash and cash equivalents	(25,114)	273	(21,978)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(602,345)	(257,087)	423,213

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,025,558	341,256	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$423,213	$84,169	$423,213

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of fixed assets as contributed capital	$—	$—	$9,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND  AND BASIS OF PRESENTATION

Sitesearch Corporation (the “Sitesearch”) is a Nevada Corporation founded on August 21, 2006 with a focus on helping users find the most useful information and websites on the internet.   Through the editorial process, Sitesearch encourages its users to identify the best websites as they relate to popular informational topics. Revenues are generated through online advertisements and agreements with third-parties on a “per-click” basis. The website was placed online during April of 2007.  Sitesearch is headquartered in Henderson, Nevada, with a branch office in Phoenix, Arizona and technical operations in Sonora, Mexico.

The accompanying unaudited financial statements as of April 30, 2009 and for the three and nine months ended April 30, 2009 and 2008 and period from August 21, 2006 (Inception) to April 30, 2009, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.  In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of July 31, 2008 and for the year then ended included in Sitesearch’s Form S-1 filed on November 4, 2008.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Sitesearch will continue as a going concern.  Sitesearch is in the development stage and has incurred losses from continuing operations and operational cash outflows since inception, and does not have historical revenues from continuing operations.   All losses accumulated since the inception of business ($2,169,342 through April 30, 2009) have been considered as part of development stage activities.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

During the nine months ended April 30, 2009, Sitesearch received proceeds of $295,000 from the sale of 295,000 shares of common stock to a small group of accredited investors.  In connection with the issuance of stock, Sitesearch also issued warrants to purchase an aggregate of 57,500 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years.  All warrants are immediately exercisable.  Sitesearch allocated $20,773 of the proceeds to the warrants based on their relative fair value using the Black-Scholes pricing model using the assumptions in the table below.  The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

During the nine months ended April 30, 2009, Sitesearch also issued 25,000 shares and warrants to purchase 25,000 shares to consultants.  All warrants are immediately exercisable.  The aggregate fair value of the warrants equals $9,035 based on the Black-Scholes pricing model using the assumptions in the table below.  Professional service fees of $0 and $31,785, respectively, has been recognized in the three months and nine months ended April 30, 2009, respectively.  The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.  In conjunction with the resignation of one of the Board of Directors on April 21, 2009, 25,000 shares were returned to the Company and were cancelled.  No consideration was paid for these shares.

On February 1, 2008, Sitesearch issued 120,000 stock options to its Chief Financial Officer.  All options were issued with an exercise price of $1.00 and expire in four years (or earlier in the event of termination).  The stock options vest and become exercisable in tranches of 15,000 shares every 90 days over a two year period from the date of grant.   For the three months ended April 30, 2009 and April 30, 2008, Sitesearch recognized $4,480 and $16,965, respectively of stock based compensation relative to this grant.  For the nine month period ending April 30, 2009 and April 30, 2008, Sitesearch recognized $19,506 and $16,965, respectively of stock based compensation relative to this grant.  Unamortized stock option expense as of April 30, 2009 is $6,265.  In the absence of historical experience regarding option exercise, SAB 107 allows for estimation of the expected life using the simplified method computed as the average between the vesting term and the contractual term.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Nine Months Ended April 30,
	2009	2008

Volatility	73%	73%
Expected life (years)	4.6	5.0
Risk-free rate of return	2.9%	4.5%
Forfeiture rate	0%	0%

A summary of stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options
Outstanding at July 31, 2008	120,000
Grants	—
Outstanding at April 30, 2009	120,000	$1.00	2.8	$—

Exerciseable at April 30, 2009	60,000	$1.00	2.8	$—

The following summarizes Sitesearch’s outstanding options and their respective exercise prices:

Exercise Price	Number of Shares
$1.00	120,000

The following is a summary of warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants
Outstanding at July 31, 2008	1,381,401	$2.25
Grants	82,500	$2.25
Outstanding at April 30, 2009	1,463,901	$2.25	8.3	$—

Exerciseable at April 30, 2009	1,463,901	2.25	8.3	$—

 The following summarizes Sitesearch’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares
$2.25	1,463,901

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2009, Sitesearch reimbursed a related party for $50,000 in legal expenses paid on its behalf.

One of the founders paid monthly lease payments for Sitesearch’s branch office throughout the twelve month period ending November 15, 2007.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases

Sitesearch leases office space in Phoenix under a month-to-month operating lease with a 60 day termination notice period and office space in Neveda under a one-year term operating lease.  Sitesearch also leases office space in Mexico under a non-cancelable operating lease expiring in February 2010.

Future minimum lease payments under non-cancelable operating leases as of April 30, 2009 is as follows:

Operating leases
Remainder of 2009	$21,839
2010	3,078
2011	—
Thereafter	—

$24,917

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

We were incorporated in August 2006 as a Nevada corporation. We are headquartered in Henderson, Nevada, with a branch office in Phoenix, Arizona and technical operations in Sonora, Mexico.

Results of Operations

General and Administrative

	General and Administrative Expenses
	2009	2008	Change	Percent

Three Months Ended April 30,	$300,216	$219,810	$80,406	37%
Nine Months Ended April 30,	$932,441	$650,164	$282,277	43%

Our general and administrative expenses increased to $300,216 for the three months ended April 30, 2009 as compared to $219,810 for the three months ended April 30, 2008. This increase is mainly attributable to professional fee expenses of $84,215 for the three months ended April 30, 2009 as compared to $46,033 for the three months ended April 30, 2008.  These expenses were incurred in the process of becoming effective on the Over the Counter Bulletin Board.  Employee related costs and executive compensation also increased to $152,510 for the three months ended April 30, 2009 as compared to $120,595 for the three months ended April 30, 2008.  Travel expenses increased to $9,285 for the three months ended April 30, 2009 as compared to $3,052 for the three months ended April 31, 2008 due to increased travel to the Sonoran facility and to Hong Kong for investor meetings.

Our general and administrative expenses increased to $932,441 for the nine months ended April 30, 2009 as compared to $650,164 for the nine months ended April 30, 2008.  This increase is mainly attributable to professional fee expenses of $319,411 for the nine months ended April 30, 2009 as compared to $127,307 for the nine months ended April 30, 2008.  These expenses were incurred in the process of becoming effective on the Over the Counter Bulletin Board.  Executive compensation also increased to $127,622 for the nine months ended April 30, 2009 as compared to $69,000 for the nine months ended April 30, 2008.  Travel expenses increased to $34,477 for the nine months ended April 30, 2009 as compared to $7,944 for the nine months ended April 31, 2008 due to increased travel to the Sonoran facility and to Hong Kong for investor meetings.

Net Loss

	Net Loss
	2009	2008	Change	Percent

Three Months Ended April 30,	$(303,451)	$(221,450)	$(82,001)	37%
Nine Months Ended April 30,	$(941,370)	$(647,481)	$(293,889)	45%

Our net loss increased for the three and nine months ended April 30, 2009 as compared to the three and nine months ended April 30, 2008, primarily due to the increase in operating expenses which is discussed above.

Liquidity and Capital Resources

At April 30, 2009, we had working capital of $425,119, comprised of $445,138 of current assets and $20,019 of current liabilities. We expect our working capital balance to fluctuate significantly as we develop our business.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From our inception through April 30, 2009, we received cash proceeds of $2,172,749 from the sale of our common stock.

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

Analysis of Cash Flows

Net cash used in operating activities was $868,785 during the nine months ended April 30, 2009.  These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure.  Net cash used in investing activities was $3,446 for the nine months ended April 30, 2009, consisting of acquisitions of fixed assets.  Net cash provided by financing activities was $295,000 during the nine months ended April 30, 2009 consisting of proceeds from the issuance of common stock and warrants.

Net cash used in operating activities was $488,419 during the nine months ended April 30, 2008.  These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure.  Net cash used in investing activities was $5,352 for the nine months ended April 30, 2008, consisting of acquisitions of fixed assets.  Net cash provided by financing activities was $236,411 during the nine months ended April 30, 2008 consisting of proceeds from the issuance of common stock and warrants of $229,501 and proceeds from contributed capital of $6,910.

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

SITESEARCH CORPORATION
(Registrant)

Signature	Title	Date

/s/ Jeffrey S. Peterson	Chief Executive Officer	June 9, 2009
Jeffrey S. Peterson

/s/ Humberto Garcia Borbon	Chief Financial Officer	June 9, 2009
Humberto Garcia Borbon