Form 10-K
period 2009-07-31
SITESEARCH CORP
filed 2009-11-20
CIK 1403997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ____________

Commission File Number: 0-24217

Sitesearch Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5422795

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2850 W. Horizon Ridge Parkway
Suite 200
Henderson, NV	89052

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-799-9540

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2009 was approximately $9,413,870.

The number of shares outstanding of the registrant’s common stock, as of November 18, 2009, was 8,089,677 shares.

SITESEARCH, CORPORATION

FORM 10-K
For the year ended July 31, 2009

PART I

Forward-Looking Information

Part I of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in Item 1A. Risk Factors, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1: Business

Introduction

          We have launched and continue to develop a proprietary online community that combines various emerging Internet business models: Social bookmarking, social networking, original user generated content, and other services, all under our Sitesearch brand. Sitesearch users organize, share, and rank web links, interact with each other through online social networking and are able to create, post, and collaboratively edit online data and documents. Since our users are able to discover, dynamically organize and rank content using non-standard methods and technologies, we offer an alternative to standard search engines for organizing online information.

Our Services

Social Bookmarking.

          Social bookmarking is a method for Internet users to store, organize, search and manage bookmarks of web pages on the Internet with the help of metadata (data about data).

          In our social bookmarking system, users save links to web pages that they want to remember and share. These bookmarks are usually public, and can be saved privately, so as to be shared only with specified people or groups or shared only inside the website. The allowed people or groups can usually view these bookmarks chronologically, by category or tags, or via a search engine.

          We encourage users to organize their bookmarks with informal tags instead of the standard browser-based system of folders, although we feature categories/folders or a combination of folders and tags. They also enable viewing bookmarks associated with a chosen tag, and include information about the number of users who have bookmarked them.

          We have added extra features such as ratings and comments on bookmarks, the ability to import and export bookmarks from browsers, emailing of bookmarks, web annotation, and groups or other social network features.

Recover vs. Discover

          Standard search engines fall into the “recover” model. For example, if users want to find recipes for making bread, they know that a search engine will recover a list of results in an order determined by a proprietary algorithm. We may also recover a list of recipes but that list will have been created by its users. Further, users may “discover” other sites of interest. These sites may or may not even be related to the original area of interest. This is not unlike reading a newspaper article and noticing another article of interest nearby. Each posting can be voted on by other users and the more votes a post receives, the higher it is displayed. Thus the users decide which sites are relevant. Many users come to us simply to discover what others deem to be of interest.

Online Social Networking

          Online social networking is rapidly growing and evolving to include a broad spectrum of websites and online services. From a category that attracted a relatively small number of users a few years ago, during September 2007, social networking websites attracted approximately 488.5 million unique visitors worldwide and an average of 165.6 million daily visitors according to comScore MediaMetrix, an Internet industry research company.

          People have a fundamental drive to connect with others, be part of a community, express themselves and maintain personal relationships. Core, life-long relationships are often based on enduring affiliations related to shared experiences such as family, school, workplace or military service. People seek to foster these relationships as well as other meaningful affiliations, such as those based on common interests, hobbies and trends.

          As a online community, we seek to fulfill a number of different needs, allowing users of our social network to find and connect with individuals from their past and interact with new people based on shared interests, goals or other criteria. Many social networking services provide users with tools that enable individuals to identify, build and maintain personal networks from their relevant affiliations. Users of social networking services may interact and communicate through email as well as through a variety of other online forums, including instant messaging, blogging, the posting of pictures and videos, voice chat and discussion groups. Many advertisers, recognizing that consumers are spending an increasing amount of time online, view social networking websites as an attractive marketing medium for their products and services.

User Generated Content

          The advent of user generated content marks a shift among some media organizations from creating on-line content to creating the facilities and framework for non-media professionals (i.e., “ordinary people”) to publish their own content in prominent places.

          User generated content has also been characterized as ‘Conversational Media’, as opposed to ‘Packaged Goods Media’ (that is, standard media). The former is a two-way process in contrast to the one-way distribution of the latter. Conversational or two-way media is a key characteristic of so-called Web 2.0 which encourages the publishing of one’s own content and commenting on other people’s content.

          We offer a venue for original content articles. These articles may contain historical factual information, links to newspaper articles, radio programming, television shows and online sources. We give our community another venue for their own original content.

          The notion of the passive audience therefore has shifted and an ever-growing number of participatory users are taking advantage of the interactive opportunities on the Internet to create collaborative original content. Grassroots experimentation has generated an innovation in sounds, artists, techniques and associations with audiences which then are being used in mainstream media.The active, participatory and creative audience is prevailing today with relatively accessible media, tools and applications, and its culture is in turn impacting mass media corporations and global audiences.

Other Services

          We are actively developing new services, such as user generated reviews, comparison shopping, and a proprietary online directory, to compete in the fast changing online environment.

Monetization

          We intend to seek providers of pay-per-click monetization solutions so that we will be able to generate revenue by virtue of clicks on paid links from our website. We expect to choose a new provider of monetization solutions in the first quarter of 2010. Rules, regulations, and program policies designed by providers of pay-per-click monetization solutions are often strict and subject to a significant approval process before we will be allowed to use such products and services. There can be no assurance we will meet the criteria of, or be accepted into any program offered by a provider of pay-per-click monetization solutions. We have launched and continue to develop a proprietary online community combines various emerging Internet business models: Social bookmarking, social networking, original user generated content, and other services, all under our Sitesearch brand. Sitesearch users organize, share, and rank web links, interact with each other through online social networking and are able to create, post, and collaboratively edit online data and documents. Since our users are able to discover, dynamically organize and rank content using nonstandard methods and technologies, we offer an alternative to standard search engines for organizing online information.

ITEM 1A: Risk Factors

          An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our July 31, 2009 financial statements and related notes.

We expect to face increasing competition that could result in a loss of users and reduced profit margins.

          The market for social networking and bookmarking services is competitive, and we expect competition to significantly increase in the future. Our social networking services compete with a wide variety of social networking websites, including popular social networking websites such as MySpace and Facebook and a number of social bookmarking sites, including Digg, StumbleUpon and Technorati. As a result of the growth of these websites and minimal barriers to entry, a number of companies are entering our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social media sites are broadening their offerings to compete with us. As we broaden our services and evolve into a service used for interacting with people with similar interests or affiliations, we may compete with the increasing number of social networking websites for special niches and areas of interest.

          Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower user acquisition costs than we do and offer a wider variety of services. If our competitors are more successful than we are in attracting users, our ability to maintain a large and growing user base will be adversely affected. Some of our social networking competitors have compelling websites with more extensive user generated content and also offer their services free to their users. If our social media services are not as compelling and we do not stay current with evolving consumer trends, we may not succeed in maintaining or increasing our traffic.

          More intense competition could also require us to increase our marketing expenditures, thereby reducing our profit margins and any profitability.

Failure to increase traffic to our website would reduce our revenue and any profitability.

          We must increase the number of members for our social networking services in order to generate revenue from advertising on our website. Only a small percentage of members initially registering for our social networking services sign up the first time they visit the website. As a result, our ability to generate revenue is highly dependent on our ability to convince individuals to become members and to return to our website frequently. If our revenue is reduced, our profitability, if any, would be negatively impacted.

If we are not successful in increasing the number of our members or having members actively participate in our programs, our business and financial results will suffer.

          The success of our social media services depends upon our ability to increase our base of members thus increasing our traffic numbers and advertising revenue. Our ability to increase our base of members is dependent upon attracting users to our website. We may not be able to increase the level of new member registrations. Failure to increase or maintain our base of members would reduce our advertising revenue and our ability to implement our strategies.

We have not generated any material operating revenue and have incurred ongoing losses since our inception, which could limit our operations.

          We have not generated any material revenue since our inception in August 2006 and have incurred aggregate losses of $2,375,589 through July 31, 2009. If we are unable to generate revenue and earnings in the future, we may be required to limit our operations. We expect that our operating expenses will increase as we implement our strategies and incur expenses associated with being a public reporting company. If our revenue does not increase to offset these expected increases in costs and operating expenses, our operating results would be negatively affected. Accordingly, we may not be able to achieve or maintain profitability, and we may continue to incur significant losses.

Our auditors believe there is substantial doubt that we can continue as a going concern.

          In their audit report dated November 20, 2009, our auditors indicated that there was substantial doubt that we could continue as a going concern. If we are unable to generate cash from earnings or from the sale of equity securities, we could be required to reduce or possibly cease our operations.

If our social networking members do not interact with each other or fail to post links to our website, our ability to attract new users and our financial results will suffer.

          Part of our success is dependent upon our social networking members interacting with our website. The majority of our members do not visit our website frequently and spend a limited amount of time on our website when they visit. In addition, only a limited number of our social networking members post photographs and information about themselves, engage in message board discussions, view other members’ profiles or participate in the other features on our website. If we are unable to encourage our members to interact more frequently with our social networking website and to increase the amount of user generated content they provide, our ability to attract new users to our website and our financial results will suffer.

We will be dependent upon pay per click advertising revenue. If we are unable to generate advertising revenue in the future, our operations will be limited.

          We intend to generate revenue from pay per click advertising offered on our website. Our ability to increase advertising revenue from this source is largely dependent upon the number of members actively using our services. We must increase user engagement with our services in order to increase our advertising revenue. In addition if our technology and advertisement serving techniques do not evolve, will may be unable to generate future revenue, which would limit our operations.

We do not currently maintain redundant capabilities and a catastrophic event could result in a significant disruption of our services.

          Our computer equipment and the telecommunications infrastructure of our third-party network provider are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism and similar events. Our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering of our computer systems. We do not currently maintain redundant capabilities and a catastrophic event could result in a significant and extended disruption of our services. Currently, we do not have a disaster recovery plan to address these and other vulnerabilities. As a result, it would be difficult to operate our business in the event of a disaster. Any prolonged disruption of our services due to these, or other events, would severely impact or shut down our business. We do not carry earthquake or flood insurance, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

Our results of operations and key business metrics may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

          Our results of operations and key business metrics may fluctuate as a result of a variety of factors, many of which are outside of our control. As a development company in a rapidly evolving industry, it may be difficult for us and others to accurately predict future performance. If our results of operations or key business metrics fall below the expectations of investors, the trading price of our common stock, if any, could decline. Fluctuations in our results of operations and key business metrics may be due to a number of factors, including:

•	the number of members accessing our services and the extent of their engagement with our services;

•	variations in our advertising revenues and our ability to attract members to our social networking services; and

•	the timing and success of new service introductions by us or our competitors.

          We believe that our results of operations and key business metrics may vary significantly in the future and that period-to-period comparisons of our results of operations and key business metrics may not be meaningful. You should not rely on the results of one period as an indication of our future performance. In addition, if our results of operations and key business metrics do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially.

If we are unable to develop new or enhanced features or fail to predict or respond to emerging trends, our revenue and any profitability will suffer.

          Our future success will depend in part on our ability to modify or enhance our website features to meet users demands, add features and address technological advancements. If we are unable to predict preferences or industry changes, or if we are unable to modify our website features in a timely manner, we may lose members. New features may be dependent upon our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner, upon terms acceptable to us, or at all. We spend significant resources developing and enhancing our features. However, new or enhanced features may have technological problems or may not be accepted by users. If we are unable to successfully develop, acquire or implement new features or enhance our existing features in a timely and cost-effective manner, our revenue and any profitability will suffer.

Assertions by any third party that we infringe its intellectual property could result in costly and time-consuming litigation, expensive licenses or the inability to operate as planned.

          The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our services or technologies may not be able to withstand third-party claims or rights restricting their use. Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to provide our services or develop new services and features, which could make it more difficult for us to operate our business.

          If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to pay substantial damages, stop using technologies or services found to be in violation of a third party’s rights or seek to obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all, and may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technologies or services, that could require significant effort and expense or may not be feasible. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or service, our business and results of operations could be harmed.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third-parties.

          We rely on a combination of trademark, patent, trade secret and copyright law, license agreements and contractual restrictions, including confidentiality agreements and non-disclosure agreements with employees, contractors and suppliers, to protect our proprietary rights, all of which provide only limited protection.

          We intend to pursue the registration of our trademarks and service marks in the United States and other countries. We have entered into licensing agreements with Inter123 Corporation which provide us with exclusive use of certain registered trademark rights pertaining to our Sitesearch brand. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights. The steps we have taken to limit access to, and disclosure of, our proprietary information may not prevent unauthorized use of our technology. Moreover, others may independently develop technologies and services that are competitive with ours or infringe our intellectual property. We cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights.

          In addition, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our technologies and services are available. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

          We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We will be required to spend considerable effort establishing and maintaining our internal controls, which will be costly and time-consuming and will need to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being a reporting company and eventually being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. Both we and our independent auditors will be testing our internal controls in anticipation of being subject to these Section 404 requirements and, as part of that documentation and testing, may identify areas for further attention and improvement. We are in the process of developing disclosure controls and procedures designed to ensure that information required to be disclosed by us in our public reports and filings is recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and forms.

          Implementing any appropriate changes to our internal controls and disclosure controls and procedures may entail substantial costs to modify our existing financial and accounting systems and internal policies, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in establishing or maintaining the adequacy of our internal controls or disclosure controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements or public reports on a timely basis, could materially adversely affect our business. Further, investors’ perceptions that our internal controls or disclosure controls are inadequate or that we are unable to produce accurate financial statements may seriously affect the price of our common stock.

We may be required to seek additional funding, and such funding may not be available on acceptable terms or at all.

          We may need to obtain additional funding due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, increased investment in capital equipment or the acquisition of businesses, services or technologies. If we do need to obtain funding, it may not be available on acceptable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations in certain jurisdictions or completely.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

          Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

          “Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

          Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	All compensation received by the broker-dealer in connection with the transaction;

•	Current quotation prices and other relevant market data; and o Monthly account statements reflecting the fair market value of the securities.

          These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our directors and executive officers will continue to exert significant control over our future direction, which could reduce the sale value of our company.

          Members of our Board of Directors and our executive officers own a large percentage of our outstanding common stock. Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock.

          We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of additional preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

          Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock, of which no shares have been issued. Our preferred stock is issuable in one or more series and our Board of Directors has the power to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of this “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We are headquartered in Henderson, Nevada with technical operations based in Sonora, Mexico and a branch office in Phoenix, Arizona. Our corporate headquarters are located at 2850 W. Horizon Ridge Parkway, Suite 200 Henderson, NV. Our telephone number is (702) 799-9540. Our website address is www.sitesearch.com. Information on our website is not a part of this prospectus.

We lease approximately 1,400 square feet of office space in Phoenix, Arizona. We lease an additional 3,000 square feet of office space for our software engineering and technical development operations subsidiary based in the Mexican State of Sonora. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate and operations facilities.

ITEM 3. Legal Proceedings

There are no legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock commenced trading on the Over the Counter Bulletin Board under the symbol STPC commencing in Feb 2009. The high and low closing prices since Feb were $5 and $1, respectively.

DESCRIPTION OF CAPITAL STOCK

General

        We are authorized to issue 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share.

Common Stock

        Currently, there are 8,089,677 shares of common stock outstanding. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

Preferred Stock

        We are authorized to issue 5,000,000 shares of preferred stock in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. No shares of preferred stock have been issued.

Common Stock Purchase Warrants and Stock Options

        We have outstanding Common Stock purchase warrants and stock options to purchase up to 1,463,901 shares of our Common Stock at $2.25 per share at any time until December 1, 2017.

Dividends

        We do not intend to pay dividends on our capital stock in the foreseeable future.

Transfer Agent

        Transhare of Greenwood Village, Colorado, is our transfer agent and warrant agent.

ITEM 6. Selected Financial Data

N/A

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form S-1 filed with the Securities and Exchange Commission on November 4, 2008.

Overview

We have launched and continue to develop a proprietary online community that combines various emerging Internet business models: Social bookmarking, social networking, original user generated content, and other services, all under our Sitesearch brand. Sitesearch users organize, share, and rank web links, interact with each other through online social networking and are able to create, post, and collaboratively edit online data and documents. Since our users are able to discover, dynamically organize and rank content using non-standard methods and technologies, we offer an alternative to standard search engines for organizing online information.

We were incorporated in August 2006 as a Nevada corporation. We are headquartered in Henderson, Nevada, with a branch office in Phoenix, Arizona and technical operations in Sonora, Mexico.

Results of Operations

General and Administrative

	General and Administrative Expenses

	2009	2008	Change	Percent

Year ended July 31,	$1,140,364	$853,904	$286,460	34%

Our general and administrative expenses increased to $1,140,364 for the year ended July 31, 2009 as compared to $853,904 for the year ended July 31, 2008. This increase is mainly attributable to professional fee expenses of $366,709 for the year ended July 31, 2009 as compared to $162,542 for the year ended July 31, 2008. These expenses were incurred in the process of becoming effective on the Over the Counter Bulletin Board. Employee related costs and executive compensation also increased to $563,282 for the year ended July 31, 2009 as compared to $472,014 for the year ended July 31, 2008. Travel expenses increased to $39,320 for the year ended July 31, 2009 as compared to $16,610 for the year ended July 31, 2008 due to increased travel to the Sonoran facility and to Hong Kong for investor meetings. These increases were somewhat offset by decreases in expenses such as insurance, auto and other.

Net Loss

	Net Loss

	2009	2008	Change	Percent

Year ended July 31,	$(1,152,603)	$(863,069)	$(289,534)	34%

Our net loss increased for the year ended July 31, 2009 as compared to the year ended April 30, 2008, primarily due to the increase in operating expenses which is discussed above.

Liquidity and Capital Resources

At July 31, 2009, we had working capital of $220,144, comprised of $286,552 of current assets and $66,408 of current liabilities. We expect our working capital balance to fluctuate significantly as we develop our business.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From our inception through July 31, 2009, we received cash proceeds of $2,172,749 from the sale of our common stock.

We expect to need additional funding to achieve our business development goals. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete these activities.

The report of our registered independent public accountants on our financial statements at July 31, 2009 contains a qualification about our ability to continue as a going concern. This qualification is based on our lack of operating history and negative operating cash flows, among other things.

Sources and Uses of Cash

We require cash to fund our technical development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.

We expect that the cash flows from our financing activities will permit us to finance our existing operating activities for the next twelve months.

Analysis of Cash Flows

Net cash used in operating activities was $1,034,903 during the twelve months ended July 31, 2009. These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $10,115 for the twelve months ended July 31, 2009, consisting of acquisitions of fixed assets. Net cash provided by financing activities was $295,000 during the nine months ended July 31, 2009 consisting of proceeds from the issuance of common stock and warrants.

Net cash used in operating activities was $669,788 during the twelve months ended July 31, 2008. These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $13,746 for the twelve months ended July 31, 2008, consisting of acquisitions of fixed assets. Net cash provided by financing activities was $1,365,411 during the twelve months ended July 31, 2008 consisting of proceeds from the issuance of common stock and warrants of $1,358,501 and proceeds from contributed capital of $6,910.

We do not currently have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement in the first quarter of fiscal year 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Related Party Transactions

On March 25, 2008 Sitesearch Corporation entered into an agreement with Inter123 Corporation, where the related company (Inter123) shall pay for legal fees related to securing or defending trademarks and patents on behalf of Sitesearch Corporation. Under the agreement, Inter123 is entitled to be reimbursement from Sitesearch for the legal fees paid. During the twelve months ended July 31, 2009, Sitesearch reimbursed a Inter123 for $150,000 in legal expenses paid on its behalf. Mr. Jeffrey Peterson, our Chief Executive Officer is the Chief Executive Officer and Chairman of the Board for Inter123.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

As of July 31, 2009, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2008 or 2007) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

SITESEARCH CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets at July 31, 2009 and 2008	F-2

Consolidated Statements of Expenses for the years ended July 31, 2009 and 2008 and for the period from August 21, 2006 (inception) through July 31, 2009	F-3

Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the years ended July 31, 2009 and 2008 and for the period from August 21, 2006 (inception) through July 31, 2009	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sitesearch Corporation
(A Development Stage Company)
Phoenix, AZ

We have audited the accompanying balance sheets of Sitesearch Corporation as of July 31, 2009 and 2008, and the related statements of expenses, cash flows and changes in stockholders’ equity for the years then ended and for the period from August 21, 2006 (inception) through July 31, 2009. These financial statements are the responsibility of Sitesearch’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Sitesearch is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Sitesearch’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sitesearch Corporation, as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from August 21, 2006 (inception) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sitesearch Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Sitesearch has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
November 20, 2009

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	July 31, 2009	July 31, 2008

ASSETS
Cash and cash equivalents	$257,853	$1,025,558
Other current assets	28,699	22,101

Total current assets	286,552	1,047,659

Fixed assets (net of accumulated depreciation of $22,127 and $12,252)	31,311	35,116
Deposits and other assets	13,430	16,189

TOTAL ASSETS	$331,293	$1,098,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$66,408	$12,117

TOTAL LIABILITIES	66,408	12,117

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 55,000,000 shares authorized; 8,089,677 and 7,794,677 shares issued and outstanding	8,090	7,795
Additional paid-in capital	2,653,991	2,303,888
Accumulated other comprehensive loss	(16,621)	3,136
Deficit accumulated during the development stage	(2,380,575)	(1,227,972)

Total stockholders’ equity	264,885	1,086,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,293	$1,098,964

See accompanying notes to financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF EXPENSES AND COMPREHENSIVE LOSS

			August 21, 2006
	Year ended July 31,		(Inception)
			through
	2009	2008	July 31, 2009

REVENUES	$—	$—	$222

OPERATING EXPENSES
Selling, general and administrative	1,140,364	853,904	2,366,244
Amortization and depreciation	11,709	9,165	23,961

Total costs and expenses	1,152,072	863,069	2,390,205

OPERATING (LOSS)	(1,152,073)	(863,069)	(2,389,982)
OTHER INCOME (EXPENSE)
Other income	81	916	1,300
Interest income (expense)	(611)	8,107	8,108

Total other (expenses)	(531)	9,023	9,408

NET INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES	(1,152,603)	(854,046)	(2,380,575)
Provision for income taxes	—	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(1,152,603)	(854,046)	(2,380,575)

Foreign currency translation adjustments	(16,621)	2,425	(13,485)

COMPREHENSIVE LOSS	$(1,169,224)	$(851,621)	$(2,394,060)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:	$(0.14)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC & DILUTED	8,051,855	6,700,358

See accompanying notes to financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained Earnings (Deficit Accumulated	Accumulated
	Common Stock		Additional	During the	Other
			Paid in	Development	Comprehensive
	Shares	Amount	Capital	Stage)	Loss	Total

Balance at August 21, 2006 (Inception)	—	$—	—	$—	$—	$—
Receipt of contributed capital			27,094			27,094
Issuance of common stock and warrants for cash	5,952,335	5,952	513,296			519,248
Issuance of common stock and warrants to employees and consultants	209,000	209	218,420			218,629
Net loss				(373,926)		(373,926)
Foreign currency translation adjustments					711	711

Balance at July 31, 2007	6,161,335	$6,161	758,810	$(373,926)	$711	$391,756

Receipt of contributed capital			6,910			6,910
Issuance of common stock and warrants for cash	1,435,009	1,435	1,357,066			1,358,501
Issuance of common stock and warrants to employees and consultants	198,333	199	152,650			152,849
Employee stock based compensation			28,452			28,452
Net loss				(854,046)	2,425	(851,621)
Foreign currency translation adjustments						—

Balance at July 31, 2008	7,794,677	$7,795	2,303,888	$(1,227,972)	$3,136	$1,086,847

Issuance of common stock and warrants for cash	295,000	295	294,705			295,000
Issuance of common stock and warrants to employees and consultants	25,000	25	31,785			31,810
Cancelled shares	(25,000)	(25)	25			—
Employee stock options			23,588			23,588
Net loss				(1,152,603)		(1,152,603)
Foreign currency translation adjustments					(19,757)	(19,757)

Balance at July 31, 2009	8,089,677	$8,090	2,653,991	$(2,380,575)	$(16,621)	$264,885

See accompanying notes to financial statements.

SITESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

			August 21, 2006
	Year ended July 31,		(Inception)
			through
	2009	2008	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,152,603)	$(854,046)	$(2,380,575)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and warrants issued to consultants and employees	31,810	152,848	403,287
Depreciation	11,709	9,165	23,961
Stock option expense	23,588	28,452	52,040
Changes in assets and liabilities:
Other current assets	(6,598)	(15,981)	(33,144)
Deposits	2,900	(1,286)	(13,148)
Accounts payable and accrued expenses	54,291	11,060	70,713
Net cash used in operating activities	(1,034,903)	(669,788)	(1,876,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(10,115)	(13,746)	(47,733)

Net cash used in investing activities	(10,115)	(13,746)	(47,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	295,000	1,358,501	2,172,749
Proceeds from contributed capital	—	6,910	24,254

Net cash provided by financing activities	295,000	1,365,411	2,197,003

Effect of exchange rate changes on cash and cash equivalents	(17,687)	2,425	(14,551)

NET INCREASE (DECREASE)	(767,705)	684,302	257,853

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,025,558	341,256	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$257,853	$1,025,558	$257,853

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of fixed assets as contributed capital	$—	$—	$9,750

See accompanying notes to financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to bringing its product to the market, and to raising capital.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Sitesearch will continue as a going concern. Sitesearch has not received substantial revenue, and has incurred losses from continuing operations and operational cash outflows since inception. All losses accumulated since the inception of business ($2,368,325 through July 31, 2009) have been considered part of development stage activities.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with banks in other countries are not insured. Deposits with these banks may exceed the amount of insurance provided on such deposits.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, taxes receivable, accounts payable, and taxes payable approximate their fair values based on their short-term nature.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement No. 123.

Foreign Currency Translation

The Company’s Software de Sonora subsidiary operates outside the United States with the Mexican Peso serving as its functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within other comprehensive loss, net of tax where applicable. Gains or losses resulting from transactions denominated in currencies other than the Company’s functional currency are included in selling, general and administrative expenses within the statements of expenses.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided for those deferred tax assets for which the related benefits will likely not be realized.

Loss per Common Share

Loss per common share has been computed using the weighted average number of common shares outstanding during each period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the exercise of stock warrants. For the period from inception through July 31, 2008 and inception through July 31, 2009, the Company incurred a net loss. Accordingly, warrants to purchase an aggregate of 1,381,401 shares and 1,463,901 shares, respectively of the Company’s common stock were excluded in determining diluted loss per share as the effects are antidilutive.

Recent Accounting Pronouncements

In May 2009 the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes new terminology and disclosure requirements pertaining to subsequent events and was effective for interim or annual periods ending after June 15, 2009. The Company adopted this pronouncement in the fiscal year ended July 31, 2009 and has provided the new disclosure requirements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement in the first quarter of fiscal year 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

SFAS 165

NOTE 4 – PROPERTY AND EQUIPMENT

Balance sheet information is as follows:

	July 31, 2009	July 31, 2008

Furniture and fixtures	$3,350	$3,350
Office equipment	18,464	18,327
Computer equipment	31,624	25,691

Total	53,438	47,368
Less: accumulated depreciation	(22,127)	(12,252)

Fixed assets, net	$31,311	$35,116

Fixed assets are depreciated using the straight-line over a period of between 3 and 5 years. Depreciation expense was $9,165 and $11,709 for the years ended July 31, 2008 and July 31, 2009, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the twelve months ended July 31, 2008, the Company received proceeds of $1,358,501 from the sale of 1,435,009 shares of common stock to a small group of accredited investors. In connection with the issuance of stock, the Company also issued warrants to purchase an aggregate of 452,901 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years. All warrants are immediately exercisable. The Company allocated $145,691 of the proceeds to the warrants based on their relative fair value using the Black-Scholes pricing model using the assumptions in the table below. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

During the twelve months ended July 31, 2008, the Company also granted 198,333 shares to employees and consultants. The shares vested immediately and were valued based upon the price paid during 2008 by the accredited investors in the placements discussed above. The Company recorded a total of $125,108 of expense related to these shares. In connection with the issuance of stock, the Company also issued warrants to purchase an aggregate of 115,000 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years. All warrants are immediately exercisable. The aggregate fair value of the warrants equals $27,740 based on the Black-Scholes pricing model using the assumptions in the table below. Compensation expense and professional service fees of $68,138 and $84,710, respectively, has been recognized in the fiscal year ending July 31, 2008. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

During the twelve months ended July 31, 2009, Sitesearch received proceeds of $295,000 from the sale of 295,000 shares of common stock to a small group of accredited investors. In connection with the issuance of stock, Sitesearch also issued warrants to purchase an aggregate of 57,500 shares of their common stock, with an exercise price of $2.25 per share, exercisable for a period of ten years. All warrants are immediately exercisable. Sitesearch allocated $20,773 of the proceeds to the warrants based on their relative fair value using the Black-Scholes pricing model using the assumptions in the table below. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements.

During the twelve months ended July 31, 2009, Sitesearch also issued 25,000 shares and warrants to purchase 25,000 shares to consultants. All warrants are immediately exercisable. The aggregate fair value of the warrants equals $9,035 based on the Black-Scholes pricing model using the assumptions in the table below. $22,750 in professional service fees was recognized for the 25,000 stock issued for a total of $31,785 in professional service fees of $31,785recognized in the twelve months ended July 31, 2009. The amount of proceeds allocated to the warrants has been reflected as additional paid in capital in the accompanying consolidated financial statements. In conjunction with the resignation of one of the Board of Directors on April 21, 2009, 25,000 shares were returned to the Company and were cancelled. No consideration was paid for these shares.

On February 1, 2008, the Company issued 120,000 stock options to its Chief Financial Officer. All options were issued with an exercise price of $1.00 and expire in four years (or earlier in the event of termination). The stock options vest and become exercisable in tranches of 15,000 shares every 90 days over a two year period from the date of grant. The total fair value of this stock option grant was estimated to be $54,721 on the date of grant using the Black-Scholes option pricing model with the following assumptions: Volatility – 73%; Expected life range of 2 to 3 years; Risk-free rate of return – 2.5%. Stock based compensation expense of $23,253 and $28,452 was recognized related to these options in the twelve months ended July 31, 2009 and the twelve months ended July 31, 2008, respectively. At July 31, 2009, the Company had $3,016 of unrecognized stock compensation expense related to these options that will be recognized over the vesting period.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Year Ended July 31,

	2009	2008

Volatility	73%	73%
Expected life (years)	4.6	5.0
Risk-free rate of return	2.9%	4.5%
Forfeiture rate	0%	0%

A summary of stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at July 31, 2008	120,000
Grants	—

Outstanding at July 31, 2009	120,000	$1.00	2.5	$—

Exerciseable at July 31, 2009	90,000	$1.00	2.5	$—

The following summarizes Sitesearch’s outstanding options and their respective exercise prices:

Exercise Price	Number of Shares

$ 1.00	120,000

The following is a summary of warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding at July 31, 2008	1,381,401	$2.25
Grants	82,500	$2.25

Outstanding at July 31, 2009	1,463,901	$2.25	8.1	$—

Exerciseable at July 31, 2009	1,463,901	2.25	8.1	$—

The following summarizes Sitesearch’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$ 2.25	1,463,901

NOTE 6 - PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At July 31, 2009, the Company had accumulated deficits during the development stage of $2,380,575, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The Company’s effective tax rate of 0% differs from federal and state statutory rates due to the effect of the valuation allowance that has been established for all deferred tax assets.

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 5 regarding receipt of cash and property from a related party as contributed capital.

On March 25, 2008 Sitesearch Corporation entered into an agreement with Inter123 Corporation, where the related company (Inter123) shall pay for legal fees related to securing or defending trademarks and patents on behalf of Sitesearch Corporation. Under the agreement, Inter123 is entitled to be reimbursement from Sitesearch for the legal fees paid. During the twelve months ended July 31, 2009, Sitesearch reimbursed a Inter123 for $150,000 in legal expenses paid on its behalf. Mr. Jeffrey Peterson, our Chief Executive Officer is the Chief Executive Officer and Chairman of the Board for Inter123.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating leases

Sitesearch leases office space in Phoenix under a month-to-month operating lease with a 60 day termination notice period and office space in Nevada under a one-year term operating lease. Sitesearch also leases office space in Mexico under a non-cancelable operating lease expiring in February 2010.

Future minimum lease payments under non-cancelable operating leases as of July 31, 2009 is as follows:

Operating leases

Remainder of 2009	$18,493
2010	3,276
2011	—
Thereafter	—

$21,769

Rent expense for the years ended July 31, 2008 and July 31, 2009 is $57,039 and $51,870, respectively. A rent deposit of $12,270 associated with the lease in Mexico has been included in other assets in the accompanying consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

On October 13, 2009 and October 19, 2009, Mr. Jorge de los Santos and Mr. James S. Dixon, respectively, resigned as a members of the Board of Directors of Sitesearch Corporation (the “Company”).

The Company has evaluated subsequent events through November 4, 2009 which is the date the financial statements were issued.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that usch information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We expect to report on our assessment of internal controls over financial reporting as of July 31, 2010.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (the “2009 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the 2009 Proxy Statement is incorporated herein by reference.

MANAGEMENT

Executive Officers and Directors

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position	Officer/Director Since
Jeffrey S. Peterson	37	CEO, Chairman of the Board of Directors and co-founder	April 2008

Humberto Garcia Borbon	56	Chief Financial Officer	January 2008

Cesar Sanvicente	30	Director and Chief Technology Officer	April 2008

        The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

        Jeffrey S. Peterson joined us as a co-founder in November 2006 and has been the Chairman of our Board of Directors since April of 2008. Mr. Peterson founded Quepasa Corporation, a NASDAQ listed bi-lingual Internet property, and served as Chairman and Chief Executive Officer of Quepasa during two terms, from April 2002 to March 2006 and from May 1998 to June 1999. He also served as Chief Technology Officer of Quepasa during certain periods from March 2006 to November 2006 and from July 1997 until May 1998. Mr. Peterson is an experienced technology entrepreneur and software engineer, who has been involved in the programming and operations of computers and digital communications since the late 1970‘s. Mr. Peterson has received national and international recognition for his accomplishments in the technology sector and currently serves on the board of directors of several privately-held technology related companies in both the United States and Latin America. Mr. Peterson is the Chairman and CEO of inter123 Corporation, a Nevada Corporation focused on making venture capital investments in technology companies.

        Humberto Garcia Borbon was appointed as our Chief Financial Officer in January 2008. He has been the managing partner of Garcia, Gutiérrez Garagorri y Asociados, S.C. a Sonora, Mexico-based accounting firm since August 2001 where he serves as an internal and external auditor for foreign companies. From 1993 to August 2001, he was the managing partner of Garcia Borbon y Asociados, S.C. an affiliate member of accounting firm Deloitte Touche Tohmatsu. Mr. Garcia graduated from National Autonomus University of México (UNAM) in Mexico City.

        Cesar R. Sanvicente graduated with a degree in Software Engineering from the Institute of Technology (ITH) in Sonora Mexico in 2001. From August 2002 to April 2007 he served as Chief Technology Officer of Quepasa.com de Mexico SA de CV, a wholly owned Mexican subsidiary of Quepasa Corporation. He joined Sitesearch Corporation as Chief Technology Officer in April of 2007.

        All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the Board of Directors. We do not have any committees of the Board of Directors.

Liability and Indemnification of Officers and Directors

        Our Articles of Incorporation provide that liability of directors to us for monetary damages is eliminated to the full extent provided by Nevada law. Under Nevada law, a director is not personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) for authorizing the unlawful payment of a dividend or other distribution on our capital stock or the unlawful purchases of our capital stock; (iv) a violation of Nevada law with respect to conflicts of interest by directors; or (v) for any transaction from which the director derived any improper personal benefit.

        The effect of this provision in our Articles of Incorporation is to eliminate our rights and our stockholders’ rights (through stockholders’ derivative suits) to recover monetary damages from a director for breach of the fiduciary duty of care as a director (including any breach resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (v) above. This provision does not limit or eliminate our rights or the rights of our security holders to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s duty of care or any liability for violation of the federal securities laws.

        Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. Executive Compensation

        We do not have employment agreements with any of our executive officers except for Mr. Peterson. We currently pay Mr. Garcia an annual salary of $36,000. No executive officer receives an annual salary in excess of $100,000. We do not have key person life insurance on the lives of any of our executive officers.

Director Compensation

        Our directors do not currently receive compensation for their services as directors although they may be provided reimbursement for out-of-pocket expenses incurred in attending Board meetings. We may pay cash and stock-based compensation to our directors in the future.

Summary Compensation

        Since our inception in August 2006, no officer or director other than Mr. James Dixon, who previously served as our Chief Executive Officer, has received annual compensation in excess of $100,000. Currently, no officer or director receives annual compensation in excess of $100,000.

         We paid Mr. James Dixon, who formerly served as our Chief Executive Officer, salaries of $127,620 and $95,000, respectively, for the fiscal years ended July 31, 2009 and 2008.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        As of the date of this prospectus, there are 8,089,677 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this prospectus by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address of our executive officers and directors is in care of us at 2850 W. Horizon Ridge Parkway, Suite 200, Henderson, NV 89052.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Inter123 Corporation (1)	3,120,000	38.76%

James Dixon	2,080,000	25.84%

Humberto Garcia Borbon, CFO (2)	120,000	1.47%

Cesar Sanvicente, CTO, Director	200,000	2.48%

All executive officers, directors, 5%
shareholders as a group (4 persons)	5,545,000	68.86%

(1)	Jeffrey Peterson is the Chief Executive Officer of Inter123 Corporation.

(2)	Comprised of currently exercisable stock options exercisable at $1.00 per share.

Item 13. Certain Relationships and Related Transactions

Mr. Peterson gratuitously paid monthly lease payments on our behalf for our corporate office from November 2006 to November 2007. Total payments amounted to $21,751.32.

In February 2007, Mr. Peterson contributed $9,750 of fixed assets to us and $1,975 of office supplies.

In April 2007, we entered into a Trademark License Agreement with Inter123 Corporation, which is owned and controlled by Mr. Peterson.

On March 25, 2008 Sitesearch Corporation entered into an agreement with Inter123 Corporation, where the related company (Inter123) shall pay for legal fees related to securing or defending trademarks and patents on behalf of Sitesearch Corporation. Under the agreement, Inter123 is entitled to be reimbursement from Sitesearch for the legal fees paid. During the twelve months ended July 31, 2009, Sitesearch reimbursed a Inter123 for $150,000 in legal expenses paid on its behalf. Mr. Jeffrey Peterson, our Chief Executive Officer is the Chief Executive Officer and Chairman of the Board for Inter123.

ITEM 14. Principal Accountant Fees and Services

The Company paid $18,625 and $22,500 in 2008 and 2009, respectively, for audit and review fees in connection with the filing of its quarterly and annual financial statements.

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(1)	Financial Statements are listed on the Index to Consolidated Financial Statements on page 14 of this Annual Report.

(2)	The following represents financial statement schedules required to be filed with this Annual Report:

(3)	Exhibits:

Exhibit	Description Number

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons on November 20, 2009.

Signature	Title

/s/ Jeffrey S. Peterson	Chief Executive Officer, President, Treasurer, Chairman of the Board of Directors

Jeffrey S. Peterson

/s/ Humberto Garcia Borbon	Chief Financial Officer (Principal Accounting Officer)

Humberto Garcia Borbon

/s/ Cesar Sanvicente	Director

Cesar Sanvicente