Form 10-Q
period 2009-10-31
SITESEARCH CORP
filed 2009-12-15
CIK 1403997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-100137

SITESEARCH CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	20-5422795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 W. Horizon Ridge Parkway, Ste 200 Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(702) 799-9540
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,089,677 as of December 14, 2009.

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

Item 1.                      Financial Statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2009	July 31, 2009

ASSETS

Cash and cash equivalents	$100,316	$257,853
Other current assets	26,269	28,699

Total current assets	126,585	286,552

Fixed assets (net of accumulated depreciation of $25,665 and $22,127)	28,249	31,311
Deposits	12,795	13,430

TOTAL ASSETS	$167,629	$331,293

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$42,095	$66,408

TOTAL LIABILITIES	42,095	66,408

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 55,000,000 shares authorized;
8,089,677 shares issued and outstanding	8,090	8,090
Additional paid-in capital	2,656,018	2,653,991
Accumulated other comprehensive loss	(21,604)	(16,621)
Accumulated deficit	(2,516,970)	(2,380,575)

Total stockholders' equity	125,534	264,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,629	$331,293

The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements

SITESEARCH CORPORATION
(DEVELOPMENT COMPANY)
CONSOLIDATED SATEMENT OF EXPENSES AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND OCTOBER 31, 2008
AND AUGUST 21, 2006 (INCEPTION) TO OCTOBER 31, 2009
(UNAUDITED)

			August 21, 2006
			(Inception)
	Three months ended October 31,		through
	2009	2008	October 31, 2009

REVENUES	$-	$-	$222

OPERATING EXPENSES
Selling, general and administrative	143,492	286,006	2,509,736
Amortization and depreciation	3,287	2,761	27,248
Total costs and expenses	146,779	288,767	2,536,984

OPERATING (LOSS)	(146,779)	(288,767)	(2,536,762)

OTHER INCOME (EXPENSE)
Other income	10,603	-	11,903
Interest income (expense)	(219)	(29)	7,889
Total other (expenses)	10,384	(29)	19,792

NET INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES	(136,395)	(288,796)	(2,516,970)

Provision for income taxes	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(136,395)	(288,796)	(2,516,970)

Foreign currency translation adjustments	(4,983)	(11,107)	(21,604)
COMPREHENSIVE LOSS	$(141,378)	$(299,903)	$(2,538,574)

NET LOSS PER COMMON SHARE - BASIC & DILUTED:	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	8,089,677	7,967,040

The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements

SITESEARCH CORPORATION
CONSOLIDATED SATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND OCTOBER 31, 2008
AND AUGUST 21, 2006 (INCEPTION) TO OCTOBER 31, 2009
(UNAUDITED)

			August 21, 2006
			(Inception)
	Three months ended October 31,		Through
	2009	2008	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(136,395)	(288,796)	$(2,516,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares and warrants issued to consultants and employees	-	41,004	403,287
Depreciation expense	3,287	2,761	27,248
Stock option expense	2,027	-	54,067
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,430	4,375	(30,715)
Deposits	410	2,929	(12,879)
Accounts payable and accrued expense	(24,313)	(9,483)	46,400
Net cash used in operating activities	(152,554)	(247,210)	(2,029,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(4,396)	(45,521)
Net cash used in investing activities	-	(4,396)	(45,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	230,000	2,172,749
Proceeds from contributed capital	-	-	24,254
Net cash flow by financing activities	-	230,000	2,197,003

Effect of exchange rate changes on cash and cash equivalents	(4,983)	(11,107)	(21,604)

NET INCREASE (DECREASE)	(157,537)	(32,713)	100,316

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	257,853	1,025,558	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$100,316	$992,845	$100,316

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Receipt of fixed assets as contributed capital	$-	$-	$9,750

The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements

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

Certain prior year amounts have been reclassified to conform with the current year presentation.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Sitesearch will continue as a going concern. Sitesearch has not received substantial revenue, and has incurred losses from continuing operations and operational cash outflows since inception. All losses accumulated since the inception of business have been considered part of development stage activities.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

On February 1, 2008, the Company issued 120,000 stock options to its Chief Financial Officer. All options were issued with an exercise price of $1.00 and expire in four years (or earlier in the event of termination). The stock options vest and become exercisable in tranches of 15,000 shares every 90 days over a two year period from the date of grant. The total fair value of this stock option grant was estimated to be $54,721 on the date of grant using the Black-Scholes option pricing model with the following assumptions: Volatility – 73%; Expected life range of 2 to 3 years; Risk-free rate of return – 2.5%. Stock based compensation expense of $2,027 and $8,650 was recognized related to these options in the three months ended October 31, 2009 and the three months ended October 31, 2008, respectively. At October 31, 2009, the Company had $990 of unrecognized stock compensation expense related to these options that will be recognized over the vesting period.

During the fiscal quarter ended October 31, 2009 there were no stock issuances, expirations, or forfeitures.

NOTE 4 – SUBSEQENT EVENTS

The Company evaluated all events or transactions that occurred after October 31, 2009 up through December 15, 2009, the date the Company issued these financial statements.

On December 8, 2009, we entered into a promissory note agreement with Inter123 Corporation, a Nevada Corporation controlled by Sitesearch CEO Jeffrey Peterson. Pursuant to the agreement, Inter123 loaned $100,000 to Sitesearch, with principal and interest payable on December 8, 2010. The note carries an annual interest rate of 9%.

On December 8, 2009, we entered into a promissory note agreement with Ms. Rocio Grijalva, an employee of Sitesearch. Pursuant to the agreement, Ms. Grijalva loaned $150,000 to Sitesearch, with principal and interest payable December 8, 2010. The note carries an annual interest rate of 9%.

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

 Results of Operations

General and Administrative

	General and Administrative Expenses
	2009	2008	Change	Percent
Three months ended October 31,	$143,492	$286,006	$(142,514)	(50)%

Our general and administrative expenses decreased to $143,492 for the three months ended October 31, 2009 as compared to $286,006 for the three months ended October 31, 2008. This decrease is mainly attributable to a decrease in personnel expenses of $83,441 in for the three months ended October 31, 2009 as compared to $160,980 for the three months ended October 31, 2008, including executive and stock based compensation. Professional fee expenses, including legal and accounting, decreased to $15,422 as compared to $68,213 for the three months ended October 31, 2009 and 2008, respectively.

Net Loss

	Net Loss
	2009	2008	Change	Percent
Three months ended October 31,	$(136,395)	$(288,767)	$152,372	(53)%

Our net loss decreased for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008, primarily due to the increase in operating expenses which is discussed above.

Liquidity and Capital Resources

At October 31, 2009, we had working capital of $84,490, comprised of $126,585 of current assets and $42,095 of current liabilities. We expect our working capital balance to fluctuate significantly as we develop our business.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From our inception through October 31, 2009, we received cash proceeds of $2,172,749 from the sale of our common stock.

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

Analysis of Cash Flows

Net cash used in operating activities was $152,554 during the three months ended October 31, 2009.  These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure.  No net cash was used or provided by investing activities for the three months ended October 31, 2009. No net cash was used or provided by financing activities for the three months ended October 31, 2009.

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

Item 1A.  Risk Factors.

There have been no changes to the risk factors identified in our Form 10-K filed on November 20, 2009 and they are hereby incorporated by reference herein.

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

SITESEARCH CORPORATION
(Registrant)

Signature	Title	Date

/s/ Jeffrey S. Peterson	Chief Executive Officer	December 15, 2009
Jeffrey S. Peterson

/s Humberto Garcia Borbon	Chief Financial Officer	December 15, 2009
Humberto Garcia Borbon