Form 10-Q
period 2010-01-31
SITESEARCH CORP
filed 2010-03-12
CIK 1403997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,089,677 as of February 28, 2010.

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

Item 1. Financial Statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2010	July 31, 2009

ASSETS

Cash and cash equivalents	$159,463	$257,853
Other current assets	26,267	28,699
		-

Total current assets	185,730	286,552

Fixed assets (net of accumulated depreciation of $27,975 and $22,127)	24,844	31,311
Deposits and other assets	12,664	13,430

TOTAL ASSETS	$223,238	$331,293

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued liabilities	$48,308	$66,408
Accrued interest - related party	3,266	-
Short term notes payable - related party	250,000	-

Total current liabilities	301,574	66,408

Total liabilities	301,574	66,408

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 55,000,000 shares authorized;
8,089,677 shares issued and outstanding	8,090	8,090
Additional paid-in capital	2,657,172	2,653,991
Accumulated other comprehensive loss	(12,219)	(16,621)
Accumulated deficit	(2,731,379)	(2,380,575)

Total stockholders' equity (deficit)	(78,336)	264,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$223,238	$331,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009
AND AUGUST 21, 2006 (INCEPTION) TO JANUARY 31, 2010
(Unaudited)

	Three months ended January 31,		Six months ended January 31,		August 21, 2006 (Inception) to January 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$222

OPERATING EXPENSES
Selling, general and administrative	195,630	346,221	339,120	632,225	2,705,364
Depreciation	3,423	2,699	6,710	5,460	30,671
Total costs and expenses	199,053	348,920	345,830	637,685	2,736,035

OPERATING LOSS	(199,053)	(348,920)	(345,830)	(637,685)	(2,735,813)

OTHER INCOME (EXPENSE)
Other income	(10,245)	-	358	-	1,658
Interest income (expense)	(5,113)	(205)	(5,332)	(234)	2,776
Total other (expenses)	(15,358)	(205)	(4,974)	(234)	4,434

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(214,411)	(349,125)	(350,804)	(637,919)	(2,731,379)

Provision for income taxes	-	-	-	-	-

NET LOSS	(214,411)	(349,125)	(350,804)	(637,919)	(2,731,379)

Foreign currency translation adjustments	9,385	(10,278)	4,402	(23,469)	(12,219)
Comprehensive loss	$(205,026)	$(359,403)	$(346,402)	$(661,388)	$(2,743,598)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.03)	$(0.04)	$(0.04)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	8,089,677	8,049,677	8,089,677	8,008,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009
AND AUGUST 21, 2006 (INCEPTION) TO JANUARY 31, 2010
(Unaudited)

	Six months ended January 31,		August 21, 2006 (Inception) to January 31,
	2010	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(350,804)	$(637,919)	$(2,731,379)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and warrants issued to consultants and employees	-	31,810	403,287
Depreciation	6,710	5,460	30,671
Stock option expense	3,181	15,620	55,221
Changes in assets and liabilities:
Deposits	766	4,473	(12,382)
Accounts payable and accrued expenses	(18,101)	2,389	54,683
Accrued interest - related party	3,266	-	3,266
Other assets	2,189	1,082	(30,955)

Net cash used in operating activities	(352,792)	(577,085)	(2,227,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(3,446)	(47,733)
Net cash used in investing activities	-	(3,446)	(47,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	230,000	2,172,749
Proceeds from issuance of short term notes payable - related party	250,000	-	250,000
Proceeds from contributed capital	-	-	24,254
Net cash provided by financing activities	250,000	230,000	2,447,003

Effect of exchange rate changes on cash and cash equivalents	4,402	(20,053)	(12,219)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(98,390)	(370,584)	159,463

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	257,853	1,025,558	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$159,463	$654,974	$159,463

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of fixed assets as contributed capital	$-	$-	$9,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SITESEARCH CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND  AND BASIS OF PRESENTATION

Sitesearch Corporation (“Sitesearch”) is a Nevada Corporation founded on August 21, 2006 with a focus on helping users find the most useful information and websites on the internet. Through the editorial process, Sitesearch encourages its users to identify the best websites as they relate to popular informational topics. Revenues are generated through online advertisements and agreements with third-parties on a “per-click” basis. The website was placed online during April of 2007. Sitesearch is headquartered in Henderson, Nevada, with a branch office in Phoenix, Arizona and technical operations in Sonora, Mexico.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of ASC 915-15 “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to bringing its product to the market, and to raising capital.

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

NOTE 3 – SHORT-TERM DEBT-RELATED PARTY

On December 8, 2009, the Company entered into an unsecured promissory note agreement with Inter123 Corporation, a Nevada Corporation controlled by Sitesearch CEO Jeffrey Peterson. Pursuant to the agreement, Inter123 loaned $100,000 to Sitesearch, with principal and interest payable on December 8, 2010. The note carries an annual interest rate of 9%.  Interest expense and accrued interest of $1,300 has been recognized in the current period relative to this loan.

On December 8, 2009, the Company also entered into an unsecured promissory note agreement with Ms. Rocio Grijalva, an employee of Sitesearch. Pursuant to the agreement, Ms. Grijalva loaned $150,000 to Sitesearch, with principal and interest payable December 8, 2010. The note carries an annual interest rate of 9%.  Interest expense and accrued interest of $1,960 has been recognized in the current period relative to this loan.

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

 Results of Operations

General and Administrative

	General and Administrative Expenses
	2010	2009	Change	Percent

Three Months Ended January 31,	$195,630	$346,221	$(150,591)	(43)%
Six Months Ended January 31,	$339,120	$632,225	$(293,105)	(46)%

Our general and administrative expenses decreased to $195,630 for the three months ended January 31, 2010 as compared to $346,221 for the three months ended January 31, 2009. This decrease is mainly attributable to professional service fees, including legal and accounting, which decreased to approximately $26,000 as compared to approximately $161,000 for the three months ended January 31, 2010 and 2009, respectively.  These expenses were incurred in the process of becoming listed on the Over the Counter Bulletin Board.  Travel expenses also decreased to $2,200 for the three months ended January 31, 2010 as compared to approximately $21,000 for the three months ended January 31, 2009.

Our general and administrative expenses decreased to $339,120 for the six months ended January 31, 2010 as compared to $632,225 for the six months ended January 31, 2009.  This decrease is mainly attributable to professional service fees, including legal and accounting, which decreased to approximately $47,000 as compared to approximately $242,500 for the six months ended January 31, 2010 and 2009, respectively.  These expenses were incurred in the process of becoming listed on the Over the Counter Bulletin Board.  Employee related expenses also decreased to $207,000 for the six months ended January 31, 2010 as compared to $260,000 for the six months ended January 31, 2009.  Travel expenses also decreased to $2,200 for the six months ended January 31, 2010 as compared to $21,000 for the six months ended January 31, 2009.

Net Loss

	Net Loss
	2010	2009	Change	Percent

Three Months Ended January 31,	$(214,411)	$(349,125)	$134,714	(39)%
Six Months Ended January 31,	$(350,804)	$(637,919)	$287,115	(45)%

Our net loss decreased for the three and six months ended January 31, 2010 as compared to the three and six months ended January 31, 2009, primarily due to the increase in operating expenses which is discussed above.

Liquidity and Capital Resources

At January 31, 2010, we had negative working capital of $115,844, comprised of $185,730 of current assets and $301,574 of current liabilities. We expect our working capital balance to fluctuate significantly as we develop our business.

All of our capital resources to date have been provided exclusively through the sale of equity securities and issuance of short term debt. From our inception through January 31, 2010, we received cash proceeds of $2,172,749 from the sale of our common stock.

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

Analysis of Cash Flows

Net cash used in operating activities was $352,792 during the six months ended January 31, 2010.  These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure.  No net cash was used or provided by investing activities for the six months ended January 31, 2010. Net cash provided by financing activities for the six months ended January 31, 2010 consisted of the issuance of short-term notes payables to related parties in the amount $250,000.

Net cash used in operating activities was $577,085 during the six months ended January 31, 2009. These cash flows consisted of payments for legal, professional and consulting expenses, executive compensation, salaries, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $3,446 for the six months ended January 31, 2009, consisting of acquisitions of fixed assets. Net cash provided by financing activities was $230,000 during the six months ended January 31, 2009 consisting of proceeds from the issuance of common stock and warrants.

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

Item 4.  Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, Sitesearch’s management evaluated, with the participation of Sitesearch’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Sitesearch’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Sitesearch’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an overreliance on consultants in our financial reporting process.

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

SITESEARCH CORPORATION
(Registrant)

Signature	Title	Date

/s/ Jeffrey S. Peterson	Chief Executive Officer	March 9, 2010
Jeffrey S. Peterson

/s Humberto Garcia Borbon	Chief Financial Officer	March 9, 2010
Humberto Garcia Borbon